Form 10-Q
period 2002-03-31
UNION SPECIAL STEEL CASTING CORP; CSN CORP; UCO PROPERTIES INC; OSI OUTSOURCING SERVICES INC; PROFESSIONAL RECOVERIES INC; UNION CORP; OSI COLLECTION SERVICES INC; GRABLE GREINER & WOLFF INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; OSI EDUCATION SERVICES INC
filed 2002-05-15
CIK 1058633, 1058630, 1058627, 1058624, 1029390, 100817, 1029315, 1029386, 1029320, 1029318

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                                --------------------------------

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission File Number  333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     58-2197161
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

390 South Woods Mill Road, Suite 350
      Chesterfield, Missouri                                 63017
---------------------------------             ----------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date.

                                                             Outstanding at
        Class                                                March 31, 2002
-----------------------                                      --------------
Senior common stock                                             489,795.93
Voting common stock                                           6,088,479.30
Non-voting common stock                                         480,321.30
                                                              ------------
                                                              7,058,596.53
                                                              ============

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.  Financial Information                                             Page

 Item 1.   Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001..........................    3


           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2002 and 2001............    4


           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2002 and 2001............    5


           Notes to Condensed Consolidated Financial Statements..........    6


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   11


 Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk...................................................   16


Part II. Other Information...............................................   17

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

ASSETS                                                 March 31,    December 31,
                                                          2002          2001
                                                      ------------  ------------

Cash and cash equivalents                               $21,661        $ 9,535

Cash and cash equivalents held for clients               30,018         25,920

Accounts receivable - trade, less allowance
  for doubtful receivables of  $1,074 and
  $1,080                                                 64,144         60,100

Purchased loans and accounts receivable
  portfolios                                             23,034         17,477

Property and equipment, net                              45,292         46,952

Goodwill, less accumulated amortization
  of $70,824                                            422,064        421,871

Deferred financing costs, less accumulated
  amortization of $10,135 and $8,844                     18,982         18,665

Other assets                                             40,913         39,690
                                                       --------       --------
             TOTAL                                     $666,108       $640,210
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                                $18,313        $16,192

Collections due to clients                               30,018         25,920

Accrued salaries, wages and benefits                     16,548         13,325

Debt                                                    549,509        539,020

Other liabilities                                        77,679         76,346

Commitments and contingencies (Notes 2 and 9)

Mandatorily redeemable preferred stock;
  redemption amount of $145,305 and $140,560            128,886        123,482

Stockholders' deficit:
  Senior common stock; $.01 par value;
    authorized 900,000 shares,
    489,795.93 issued and outstanding                         5              5
  Voting common stock; $.01 par value;
    authorized 20,000,000 shares,
    9,166,728.37 shares issued                               92             92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares,
    480,321.30 issued and outstanding                         5              5
  Paid-in capital                                       223,277        223,277
  Accumulated deficit                                  (234,743)      (231,754)
  Accumulated other comprehensive loss                   (6,635)        (8,883)
  Notes receivable from management
    for shares sold                                      (1,989)        (1,960)
  Voting common stock in treasury, at cost;
    3,078,249.07 shares                                (134,857)      (134,857)
                                                       --------       --------
        Total stockholders' deficit                    (154,845)      (154,075)
                                                       --------       --------
               TOTAL                                   $666,108       $640,210
                                                       ========       ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            2002        2001

REVENUES                                                  $161,098    $151,586

EXPENSES:
     Salaries and benefits                                  78,123      74,324
     Service fees and other operating
       and administrative expenses                          54,062      47,619
     Amortization of purchased loans and
       accounts receivable portfolios                        8,109       6,979
     Amortization of goodwill and other
       intangibles                                               -       4,052
     Depreciation expense                                    3,892       3,702
     Conversion, realignment and relocation
       expenses                                              2,500           -
                                                          --------     -------
         Total expenses                                    146,686     136,676
                                                          --------     -------

OPERATING INCOME                                            14,412      14,910

INTEREST EXPENSE - Net                                      11,822      16,261
                                                          --------     -------
INCOME (LOSS) BEFORE INCOME TAXES                            2,590      (1,351)

PROVISION FOR INCOME TAXES                                     175         175
                                                          --------     -------
NET INCOME (LOSS)                                            2,415      (1,526)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
  ACCRETION OF SENIOR PREFERRED STOCK                        5,404       4,782
                                                          --------     -------

NET LOSS TO COMMON STOCKHOLDERS                           $ (2,989)   $ (6,308)
                                                          ========    ========












     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2002         2001
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net income (loss)                                       $  2,415     $ (1,526)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities
    and portfolio purchasing:
   Depreciation and amortization                             4,686        8,863
   Amortization of purchased loans and
     accounts receivable portfolios                          8,109        6,979
   Change in assets and liabilities excluding
     the effects of acquisitions:
    Purchases of loans and accounts receivable
     portfolios                                            (13,666)      (4,218)
    Accounts receivable and other assets                    (5,661)      (9,168)
    Accounts payable, accrued expenses and
     other liabilities                                       9,511        2,350
                                                          --------     --------
        Net cash from operating activities
          and portfolio purchasing                           5,394        3,280
                                                          --------     --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (2,379)      (2,181)
  Payment for acquisitions, net of cash acquired                 -      (16,300)
  Purchases of loans and accounts receivable
    portfolios for resale to FINCO                               -      (16,622)
  Sales of loans and accounts receivable
    portfolios to FINCO                                          -       16,622
  Other                                                         15            -
                                                          --------     --------
        Net cash used by investing activities               (2,364)     (18,481)
                                                          --------     --------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement               48,000       88,300
  Repayments under revolving credit agreement              (33,000)     (73,400)
  Repayments of debt                                        (4,421)      (2,567)
  Deferred financing fees                                   (1,483)        (162)
                                                          --------     --------
        Net cash from financing activities                   9,096       12,171
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        12,126       (3,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               9,535       10,273
                                                          --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 21,661     $  7,243
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                    $  8,905     $ 11,942
                                                          ========     ========
  Net cash paid during period for taxes                   $    144     $    112
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable
    preferred stock                                       $  4,745     $  4,143
                                                          ========     ========
  Accretion of mandatorily redeemable
    preferred stock                                       $    659     $    639
                                                          ========     ========






     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except for share and per share amounts)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition in a prior year of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, have been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at March 31, 2002.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights. An unrelated third party holds the majority voting rights of FINCO and has decision-making authority over FINCO's operations. The Company's investment in FINCO is accounted for under the equity method. FINCO entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios, principally bankcard receivables, over its five year term which expires in October 2003. In connection with the establishment of the Warehouse Facility, FINCO entered into an agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected). The Company believes the fee structure agreed to by FINCO is representative of a fee structure that would exist with an unrelated party. The services provided by the Company to FINCO are similar to those provided to unrelated parties. Revenue from FINCO is generally recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

The following summarizes the transactions between the Company and FINCO for the period ended March 31:

                                                             2002       2001
Sales of purchased loans and accounts receivable
  portfolios by the Company to FINCO                       $     -    $16,622

Servicing fees paid by FINCO to the Company                $ 8,707    $10,999

Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO, when such Receivables are financed by the Warehouse Facility, were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. As such, the Company's Statements of Operations do not include revenues or expenses related to these loans and accounts receivable portfolios. In conjunction with an agreement to provide certain administrative and collection services to FINCO, the Company can achieve a bonus fee if amounts in excess of the original purchase price of a portfolio are recovered. Payment of any bonus is subject to certain collateral and collection sharing requirements as outlined in the agreement. Receivables from FINCO, which are included in other assets in the accompanying condensed consolidated balance sheet, were $16,384 at March 31, 2002 and $17,014 at December 31, 2001.

At March 31, 2002 and December 31, 2001, FINCO had unamortized Receivables of $57,579 and $75,921, respectively. At March 31, 2002 and December 31, 2001, FINCO had outstanding borrowings of $56,056 and $66,391, respectively, under its Warehouse Facility. See Note 10.

FINCO's summarized results from operations for the periods ended March 31 are as follows:

                                                             2002       2001

Revenues                                                   $28,735    $26,970
Income from operations                                       1,940      1,622
Net income                                                   1,469        460


NOTE 4.  DERIVATIVES AND HEDGING ACTIVITIES

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarters ended March 31, 2002 and 2001, the Company recorded, as part of interest expense, a gain of $372 and a loss of $518, respectively, due to the impact of the interest rate hedges. At March 31, 2002 and December 31, 2001, the related liability (included in other liabilities) is $9,314 and $11,934, respectively. At March 31, 2002 and December 31, 2001, the amount included in accumulated other comprehensive income (loss) is $6,635 and $8,883, respectively.


NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the periods ended March 31 are as follows:

                                                             2002         2001

Net income (loss)                                          $ 2,415      $(1,526)
Other comprehensive income item:
  Net income (loss) on cash flow hedging instruments         2,248       (6,538)
                                                           -------      -------
Total comprehensive income (loss)                          $ 4,663      $(8,064)
                                                           =======      =======


NOTE 6.  CONVERSION, REALIGNMENT AND RELOCATION EXPENSES

For the three months ended March 31, 2002, the Company incurred $2,500 of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures, severance as a result of cost reductions and certain other one-time costs including certain investigative costs resulting from the inaccurate financial reporting of certain transactions during and prior to 2001 at one of the Company's subsidiaries, North Shore Agency, Inc. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accrued costs at March 31, 2002 were $1,901, all of which should be substantially settled during 2002.


NOTE 7.  GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have an indefinite life under SFAS No. 142 are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life.

As required by SFAS No. 142, the results prior to 2002 were not restated in the condensed consolidated statements of operations. A reconciliation between net income (loss) reported by the Company and the net income (loss) as adjusted to reflect the impact of SFAS No. 142 for the periods ended March 31 is as follows:

                                                            2002         2001

Net income (loss), as reported                            $ 2,415      $(1,526)
Goodwill amortization                                           -        4,052
                                                          -------      -------
Adjusted net income                                       $ 2,415      $ 2,526
                                                          =======      =======


NOTE 8.  SEGMENT INFORMATION

The Company has three reportable segments, Outsourcing Services, Portfolio Services and Recovery Services. The Outsourcing Services segment provides services such as contract management of accounts receivable, billing and teleservicing services, letter series programs and banking and financial services transaction processing. Portfolio Services involve acquiring portfolios of charged-off consumer receivables from credit grantors or other owners, servicing such portfolios and retaining all amounts collected and servicing customer owned portfolios for an agreed upon servicing fee. The Recovery
Services segment collects delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account. The Company derives substantially all of its revenues from domestic customers.

The chief operating decision maker evaluates performance of the segments based on Adjusted Operating Earnings (Operating income before depreciation, amortization, corporate and shared expenses and conversion, realignment and relocation expenses, but after amortization of purchased loans and accounts receivable portfolios). Adjusted Operating Earnings includes only the costs directly attributable to the operations of the individual segment. Eliminations represent intercompany revenue. Assets are not identified by the individual segments and, therefore, are not reported by segment.

The following table presents certain data by business segment for the periods ended March 31:

         Revenues                                     2002            2001

         Outsourcing services                       $ 90,365       $ 80,503
         Portfolio purchasing services                25,432         23,402
         Recovery services                            51,376         52,902
         Eliminations                                 (6,075)        (5,221)
                                                    --------       --------
         Total revenues                             $161,098       $151,586
                                                    ========       ========


         Adjusted Operating Earnings

         Outsourcing services                       $ 12,844       $ 13,419
         Portfolio purchasing services                 2,219          3,877
         Recovery services                            13,820         13,185
                                                    --------       --------
         Total adjusted operating earnings          $ 28,883       $ 30,481
                                                    ========       ========


NOTE 9.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company enters into servicing agreements with companies which service loans for others. The servicers handle the collection efforts on certain nonperforming loans and accounts receivable on the Company's behalf. Payments to the servicers vary depending on the servicing contract. Current contracts expire on the anniversary date of such contracts but are automatically renewable at the option of the Company.

A subsidiary of the Company has several portfolio flow purchase agreements, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The duration of these agreements do not extend beyond one year. The purchases under the portfolio flow purchase agreements were $8,105 and $882, which excludes amounts purchased and subsequently sold to FINCO (see Note 3), for the quarters ended March 31, 2002 and 2001, respectively.


NOTE 10. SUBSEQUENT EVENT

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, the Company identified inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain
transactions.    Consequently,   the   Company   breached   certain   covenants,
representations and warranties of its bank credit facility (the "Credit Facility") and Warehouse Facility.

The Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility included provisions that amended the financial covenants, waived certain defaults of covenants and breaches in representations and warranties, increased the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduced the Company's availability under its Credit Facility by $5,000, and limited capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4,150. The proceeds of this sale were used to repay the Revolving Facility in the amount of $2,075 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option at (a) the lender's prime rate plus 2.75% or at (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lender's prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through the quarter ended March 31, 2002. Since the Company, on an ongoing basis, will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurance that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurances that the lender will extend the waiver to cover such breaches. On an ongoing basis the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the Company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current Warehouse Facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Consolidated revenues for the three months ended March 31, 2002 were $161.1 million, an increase of $9.5 million or 6.3% from $151.6 million for the three months ended March 31, 2001. Revenues by segment are as follows and do not include the elimination of intercompany revenue (in millions):

                                                 Three Months Ended
                                         ----------------------------------
                                         March 31, 2002      March 31, 2001
                                         --------------      --------------

Outsourcing services                         $ 90.4              $ 80.5
Portfolio purchasing services                  25.4                23.4
Recovery services                              51.4                52.9
Eliminations                                   (6.1)               (5.2)
                                             ------              ------
                                             $161.1              $151.6
                                             ======              ======

Outsourcing services' revenues of $90.4 million for the three months ended March 31, 2002 increased 12.3% from $80.5 million in 2001. The higher revenues resulted primarily from new business, increased collection letter products business and the effects of the acquisition of Coast to Coast Consulting ("CCC") which was acquired mid-March 2001 offset partially by lower back office services revenue.

Revenues from the Company's portfolio purchasing segment were up $2.0 million, or 8.5%, to $25.4 million for the three months ended March 31, 2002 from $23.4 million in 2001. The increased revenue was primarily attributable to higher strategic sales of purchased portfolios.

Recovery services' revenues decreased by 2.8% for the three months ended March 31, 2002 on revenue of $51.4 million compared to $52.9 million in 2001 primarily as a result of lower student loan revenue.

Consolidated operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $132.2 million for the three months ended March 31, 2002 compared to $122.0 million in 2001, an increase of 8.4%. The increase in these operating expenses resulted primarily from the increased collection-related expenses due to the new outsourcing services revenues, the acquisition of CCC and higher postage expenses. For the three months ended March 31, 2002, amortization and depreciation charges of $12.0 million were lower than the $14.7 million for the comparable period in 2001. The lower amortization and depreciation charges were due primarily to the cessation of goodwill amortization of $4.1 million in 2001, offset partially by higher amortization of purchased loans and accounts receivable portfolios due to higher strategic sales of purchased portfolios.

Outsourcing services' operating income before depreciation, amortization, corporate and shared expenses and conversion, realignment and relocation expenses but after amortization of purchased loans and accounts receivable portfolios ("Adjusted Operating Earnings") was $12.8 million for the three months ended March 31, 2002 compared to $13.4 million in 2001. The 4.5% decrease primarily resulted from lower back office services revenue and higher postage expense offset partially by the new business revenue.

Adjusted Operating Earnings for portfolio purchasing services was $2.2 million for the three months ended March 31, 2002 compared to $3.9 million in 2001. The decrease of $1.7 million was primarily attributable to the increased amortization of purchased loans and accounts receivable portfolios as a result of the higher strategic sales of purchased portfolios.

Recovery services' Adjusted Operating Earnings of $13.8 million for the three months ended March 31, 2002 compared favorably to prior year of $13.2 million. The favorable variance was primarily due to improved margins in the government and healthcare industry groups offset partially by the lower student loan revenue.

For the three months ended March 31, 2002, the Company incurred $2.5 million of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures, severance as a result of cost reductions and certain other one-time costs including certain investigative costs resulting from the inaccurate financial reporting of certain transactions during and prior to 2001 at one of the Company's subsidiaries, North Shore Agency, Inc. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's earnings before interest expense, taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 2002 was $26.4 million compared to $29.6 million for the same period in 2001. The decrease was primarily attributable to the lower outsourcing services' Adjusted Operating Earnings and the nonrecurring charges of $2.5 million. Adding back the nonrecurring charges of $2.5 million, EBITDA was $28.9 million compared to $29.6 million in 2001.

As a result of the above, the Company's operating income of $14.4 million for the three months ended March 31, 2002 compared unfavorably to $14.9 million for the same period in 2001.

Net interest expense for the three months ended March 31, 2002 was $11.8 million compared to $16.3 million for the comparable period in 2001. The decrease was due primarily to lower interest rates and the favorable impact of the Company's interest rate hedges.

The provision for income taxes of $0.2 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at March 31, 2002 are fully offset by a valuation allowance. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had net income for the three months ended March 31, 2002 of $2.4 million which compared favorably to the net loss of $1.5 million for the three months ended March 31, 2001.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At March 31, 2002, the Company had cash and cash equivalents of $21.7 million. The Company's credit agreement currently provides for a $70.0 million revolving credit facility, which allows the Company to borrow for working capital and general corporate purposes, subject to certain conditions. As of March 31, 2002, the Company had $61.0 million outstanding under the revolving credit facility leaving zero, after outstanding letters of credit, available under the revolving credit facility. Certain amounts of the cash and cash equivalents of $21.7 million will be used against the revolving credit facility which will create availability under the revolving credit facility along with cash flow from operations to fund working capital and general corporate purposes.

Since December 31, 2001, cash and cash equivalents increased $12.1 million primarily due to cash from operating activities and portfolio purchasing of $5.4 million and borrowings under the revolving credit facility of $15.0 million offset by cash utilized for debt repayments of $4.4 million, payment of deferred financing fees of $1.5 million and capital expenditures of $2.4 million. The Company also held $30.0 million of cash and cash equivalents for clients in restricted trust accounts at March 31, 2002.

In the quarter ended March 31, 2001, cash and cash equivalents decreased $3.0 million primarily due to cash utilized for the acquisition of CCC of $16.3 million, debt repayments of $2.6 million and capital expenditures of $2.2 million offset by cash from operating activities and portfolio purchasing of $3.3 million and increased borrowings under the revolving credit facility of $14.9 million.

For the first three months in 2002, the Company made capital expenditures of $2.4 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion of the Company's information services systems. The Company anticipates total capital spending of approximately $10.0 million during 2002. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan.

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, the Company identified inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain
transactions.    Consequently,   the   Company   breached   certain   covenants,
representations and warranties of its bank credit facility (the "Credit Facility") and Warehouse Facility. See further discussion in the Company's Annual Report of Form 10-K for the year ended December 31, 2001.

The Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility included provisions that amended the financial covenants, waived certain defaults of covenants and breaches in representations and warranties, increased the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduced the Company's availability under its Credit Facility by $5,000, and limited capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4,150. The proceeds of this sale were used to repay the Revolving Facility in the amount of $2,075 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option at (a) the lender's prime rate plus 2.75% or at (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lender's prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through the quarter ended March 31, 2002. Since the Company, on an ongoing basis, will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurance that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurances that the lender will extend the waiver to cover such breaches. On an ongoing basis the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the Company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current Warehouse Facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility.

Forward-Looking Statements
--------------------------

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding anticipated changes in the accounts receivable management industry, including but not limited to debt levels, delinquencies, industry consolidation, customer consolidation and outsourcing trends, (3) statements regarding anticipated changes in the Company's opportunities in its industry, including but not limited to acquisitions, (4) statements regarding the Company's plans to reduce costs and improve operational efficiencies, (5) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due,
(6) statements regarding the Company's expected capital expenditures and facilities, (7) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "plans", "intends," "should," "may," or similar expressions; and (8) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management and the availability of portfolios to purchase generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from recent acquisitions by the Company not being fully realized or realized within the expected time frames,
(10) costs of operational difficulties, including but not limited to those related to integrating the operations of recently acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services either through acquisitions or internal growth, (13) the Company's ability to amend its Warehouse Facility to cure breaches and defaults thereunder or to obtain replacements thereof on acceptable economic terms, (14) changes in circumstances or the effects of new accounting standards which may require the Company to consolidate FINCO into its financial statements, and (15) factors discussed from time to time in the Company's public filings.

These forward-looking statements speak only as of the date they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's Credit Facility, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At December 31, 2001 (the most recent completed fiscal year), the Company had interest rate swap and collared swap agreements outstanding. Since December 31, 2001, there have been no material changes in these agreements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         See Note 6 of the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits

              Exhibit 2  Unit Purchase Agreement, dated as of April 10, 2002, by
                         and  among  the  Company  and  certain   other  parties
                         thereto.

         (b). Reports on Form 8-K

              During the quarter,  the following  on Form 8-K was filed:
                         Report on Form 8-K filed March 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OUTSOURCING SOLUTIONS INC.
                                         (Registrant)



                                         /s/ Timothy G. Beffa
                                         -------------------------------------
                                         Timothy G. Beffa
                                         President and Chief Executive Officer



                                         /s/ Gary L. Weller
                                         -------------------------------------
                                         Gary L. Weller
                                         Executive Vice President
                                            and Chief Financial Officer


Date:    May 15, 2002